Form 10-Q
period 1996-06-30
SWIFT ENERGY INCOME PARTNERS 1990-A LTD
filed 1996-08-13
CIK 867193

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  JUNE 30, 1996

                                       OR

    [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________to______________

                      Commission File number  33-11773-12


                   SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
             (Exact name of registrant as specified in its charter)


                 TEXAS                                         76-0307428
(State or other jurisdiction of organization)     (I.R.S. Employer Identification No.)


                       16825 NORTHCHASE DRIVE, SUITE 400
                              HOUSTON, TEXAS 77060
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713) 874-2700
              (Registrant's telephone number, including area code)

                                      NONE
           (Former name, former address and former fiscal year, if
                          changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ----       ----

                   SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.

                                     INDEX




PART I.    FINANCIAL INFORMATION                                                               PAGE


      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

                - June 30, 1996 and December 31, 1995                                           3

            Statements of Operations

                - Three month and six month periods ended June 30, 1996 and 1995                4

            Statements of Cash Flows

                - Six month periods ended June 30, 1996 and 1995                                5

            Notes to Financial Statements                                                       6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS                                        9

PART II.    OTHER INFORMATION                                                                   11


SIGNATURES                                                                                      12

                   SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                                 BALANCE SHEETS



                                                                               JUNE 30,         DECEMBER 31,
                                                                                1996                1995
                                                                          ---------------      --------------
                                                                             (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                                            $         1,697      $        1,594
     Oil and gas sales receivable                                                 310,079             293,493
                                                                          ---------------      --------------
          Total Current Assets                                                    311,776             295,087
                                                                          ---------------      --------------

Gas Imbalance Receivable                                                          302,043             303,193
                                                                          ---------------      --------------

Oil and Gas Properties, using full cost
     accounting                                                                 6,809,152           6,988,218
Less-Accumulated depreciation, depletion
     and amortization                                                          (4,930,178)         (4,711,774)
                                                                          ---------------      --------------
                                                                                1,878,974           2,276,444
                                                                          ---------------      --------------
                                                                          $     2,492,793      $    2,874,724
                                                                          ===============      ==============


LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts payable and accrued liabilities                             $       105,019      $      477,681
     Current portion of note payable                                                   --              45,825
                                                                          ---------------      --------------
          Total Current Liabilities                                               105,019             523,506
                                                                          ---------------      --------------

Deferred Revenues                                                                 333,199             362,907

Partners' Capital                                                               2,054,575           1,988,311
                                                                          ---------------      --------------
                                                                          $     2,492,793      $    2,874,724
                                                                          ===============      ==============




                See accompanying notes to financial statements.

                   SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        JUNE 30,                           JUNE 30,
                                            -------------------------------   --------------------------------
                                                  1996            1995             1996              1995
                                            --------------   --------------   --------------   ---------------
REVENUES:
   Oil and gas sales                        $      325,880   $      274,457   $      603,684   $      523,543
   Interest income                                     487               75              905               82
   Other                                             2,413            1,667            3,359            3,016
                                            --------------   --------------   --------------   --------------
                                                   328,780          276,199          607,948          526,641
                                            --------------   --------------   --------------   --------------

COSTS AND EXPENSES:
   Lease operating                                  67,925           70,930          140,071          155,093
   Production taxes                                 19,336           16,573           34,561           32,384
   Depreciation, depletion
      and amortization -
        Normal provision                           111,172          108,469          218,404          223,892
        Additional provision                            --               --               --          372,988
   General and administrative                       30,086           26,233           58,591           48,777
   Interest expense                                     --            4,294            3,706            9,228
                                            --------------   --------------   --------------   --------------
                                                   228,519          226,499          455,333          842,362
                                            --------------   --------------   --------------   --------------
NET INCOME (LOSS)                           $      100,261   $       49,700   $      152,615   $     (315,721)
                                            ==============   ==============   ==============   ==============


LIMITED PARTNERS' NET INCOME (LOSS)
  PER UNIT                                  $         1.75   $          .87   $         2.66   $        (5.50)
                                            ==============   ==============   ==============   ==============





                 See accompanying note to financial statements.

                   SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                             --------------------------------------
                                                                                  1996                    1995
                                                                             --------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                            $      152,615         $      (315,721)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                      218,404                 596,880
      Change in gas imbalance receivable
          and deferred revenues                                                     (28,558)                 32,574
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                         (16,586)                 (2,781)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                  (372,662)                    694
                                                                             --------------         ---------------
      Net cash provided by (used in) operating activities                           (46,787)                311,646
                                                                             --------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                             (11,602)                (33,297)
    Proceeds from sales of oil and gas properties                                   190,668                     213
                                                                             --------------         ---------------
      Net cash provided by (used in) investing activities                           179,066                 (33,084)
                                                                             --------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                  (86,351)               (187,022)
    Payments on note payable                                                        (45,825)                (91,650)
                                                                             --------------         ---------------
      Net cash provided by (used in) financing activities                          (132,176)               (278,672)
                                                                             --------------         ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    103                    (110)
                                                                             --------------         ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,594                   1,479
                                                                             --------------         ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $        1,697         $         1,369
                                                                             ==============         ===============
  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                 $        4,468         $        10,535
                                                                             ==============         ===============





                See accompanying notes to financial statements.

                   SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)      GENERAL INFORMATION -

                 The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1995 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)      ORGANIZATION AND TERMS OF PARTNERSHIP AGREEMENT -

                 Swift Energy Income Partners 1990-A, Ltd., a Texas limited partnership (the Partnership), was formed on April 17, 1990, for the purpose of purchasing and operating producing oil and gas properties within the continental United States. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The general partners are required to contribute up to 1/99th of limited partner net contributions. The 568 limited partners made total capital contributions of $5,738,400.

                 Property acquisition costs and the management fee are borne 99 percent by the limited partners and one percent by the general partners. Organization and syndication costs were borne solely by the limited partners.

                 Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. During 1993 and 1992, the cash distribution rate (as defined in the Partnership Agreement) exceeded 17.5 percent and thus, in 1994 and 1993, the continuing costs and revenues were shared 85 percent by the limited partners and 15 percent by the general partners. During 1995 and 1994, the cash distribution rate fell below 17.5 percent and thus, in 1996 and 1995, the continuing costs and revenues will be
         (were) shared 90 percent by the limited partners and 10 percent by the general partners.

(3)      SIGNIFICANT ACCOUNTING POLICIES -

         USE OF ESTIMATES --

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

         OIL AND GAS PROPERTIES --

                 For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs.
         Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the six months ended June 30, 1996 and 1995.

                   SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


                 Future development, site restoration, dismantlement and abandonment costs, net of salvage values, are estimated on a property-by-property basis based on current economic conditions and are amortized to expense as the Partnership's capitalized oil and gas property costs are amortized.

                 The unamortized cost of oil and gas properties is limited to the "ceiling limitation" (calculated separately for the Partnership, limited partners and general partners). The "ceiling limitation" is calculated on a quarterly basis and represents the estimated future net revenues from proved properties using current prices, discounted at ten percent, and the lower of cost or fair value of unproved properties. Proceeds from the sale or disposition of oil and gas properties are treated as a reduction of oil and gas property costs with no gains or losses being recognized except in significant transactions.

                 The Partnership computes the provision for depreciation, depletion and amortization of oil and gas properties on the units-of-production method. Under this method, the provision is calculated by multiplying the total unamortized cost of oil and gas properties, including future development, site restoration, dismantlement and abandonment costs, by an overall amortization rate that is determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves at the beginning of the period.

                 The calculation of the "ceiling limitation" and the provision for depreciation, depletion and amortization is based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing and plan of development. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

(4)      RELATED-PARTY TRANSACTIONS -

                 An affiliate of the Special General Partner, as Dealer Manager, received $143,460 for managing and overseeing the offering of the limited partnership units. A one-time management fee of $143,460 was paid to Swift for services performed for the Partnership.

                 Effective April 17, 1990, the Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Managed Pension Assets Partnership 1990-A, Ltd. (Pension Partnership), managed by Swift for the purpose of acquiring working interests in producing oil and gas properties. Under terms of the NP/OR Agreement, the Partnership will convey to the Pension Partnership a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs.

(5)      GAS IMBALANCES -

                 The gas imbalance receivable and deferred revenues are accounted for on the entitlements method, whereby the Partnership records its share of revenue, based on its entitled amount. Any amounts over or under the entitled amount are recorded as an increase or decrease to the gas imbalance receivable or deferred revenues as applicable.

(6)      VULNERABILITY DUE TO CERTAIN CONCENTRATIONS -

                 The Company's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results.

                   SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


                 The Partnership extends credit to various companies in the oil and gas industry which results in a concentration of credit risk.
         This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

(7)      FAIR VALUE OF FINANCIAL INSTRUMENTS -

                 The Partnership's financial instruments consist of cash and cash equivalents and short-term receivables and payables. The carrying amounts approximate fair value due to the highly liquid nature of the short-term instruments.

                   SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


GENERAL

      The Partnership was formed for the purpose of investing in producing oil and gas properties located within the continental United States. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and result of operations. When the Partnership is formed, it commences its "acquisition" phase, with all funds placed in short-term investments until required for such property acquisitions. The interest earned on these pre-acquisition investments becomes the primary cash flow source for initial partner distributions. As the Partnership acquires producing properties, net cash from operations becomes available for distribution, along with the investment income. After partnership funds have been expended on producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, oil and gas sales generate substantially all revenues, and distributions to partners reflect those revenues less all associated partnership expenses. The Partnership may also derive proceeds from the sale of acquired oil and gas properties, when the sale of such properties is economically appropriate or preferable to continued operation.

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has completed acquisition of producing oil and gas properties, expending all of the limited partners' net commitments available for property acquisitions.

      The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partners believes that the funds currently available to the partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

     The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1996 (current quarter) when compared to the quarter ended June 30, 1995 (corresponding quarter), and for the six months ended June 30, 1996 (current period), when compared to the six months ended June 30, 1995 (corresponding period).

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     Oil and gas sales increased $51,423 or 19 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 40 percent or $.60/MCF and in oil prices of 21 percent or $3.28/BBL had a significant impact on partnership performance. Current quarter oil production decreased 62 percent when compared to second quarter 1995 production volumes, partially offsetting the effect of increased gas and oil prices.

     Associated depreciation expense increased 2 percent or $2,703.

                   SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Oil and gas sales increased $80,141 or 15 percent in the first six months of 1996 over the corresponding period in 1995. An increase in gas prices of 41 percent or $.59/MCF and in oil prices of 15 percent or $2.37/BBL were major contributing factors to the increased revenues for the period. Also, current period oil production decreased 48 percent when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

     Associated depreciation expense decreased 2 percent or $5,488.

     The Partnership recorded an additional provision in depreciation, depletion and amortization in the first six months of 1995 for $372,988 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

      During 1996, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

                   SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                          PART II - OTHER INFORMATION




ITEM 5.    OTHER INFORMATION


                                     -NONE-

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SWIFT ENERGY INCOME
                                             PARTNERS 1990-A, LTD.
                                             (Registrant)

                                   By:       SWIFT ENERGY COMPANY
                                             Managing General Partner

Date:     August 9, 1996           By:       /s/ John R. Alden
          --------------                     ---------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

Date:     August 9, 1996           By:       /s/ Alton D. Heckaman, Jr.
          --------------                     ---------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer

                               Index to Exhibits

Exhibit
Number                            Description
- - -------                           -----------
  27                 Financial Data Schedule