Form 10-Q
period 1996-09-30
SWIFT ENERGY INCOME PARTNERS 1990-A LTD
filed 1996-11-08
CIK 867193

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________________to __________________

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

                                  (713)874-2700
              (Registrant's telephone number, including area code)

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

Yes  X      No
    ---       ---

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                                      INDEX


PART I.    FINANCIAL INFORMATION                                                                                 PAGE


      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1996 and December 31, 1995                                                         3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1996 and 1995                             4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995                                             5

            Notes to Financial Statements                                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                           9

PART II.    OTHER INFORMATION                                                                                     11


SIGNATURES                                                                                                        12

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1996                 1995
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       57,303       $        1,594
              Oil and gas sales receivable                                                    321,291              293,493
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       378,594              295,087
                                                                                       ---------------     ----------------

         Gas Imbalance Receivable                                                             298,734              303,193
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    6,821,913            6,988,218
         Less-Accumulated depreciation, depletio
              and amortization                                                             (5,014,424)          (4,711,774)
                                                                                       ---------------     ----------------
                                                                                            1,807,489            2,276,444
                                                                                       ---------------     ----------------
                                                                                       $    2,484,817       $    2,874,724
                                                                                       ===============     ================

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       68,978       $      477,681
              Current portion of note payable                                                      --               45,825
                                                                                       ---------------     ----------------
                   Total Current Liabilities                                                   68,978              523,506
                                                                                       ---------------     ----------------

         Deferred Revenues                                                                    330,779              362,907

         Partners' Capital                                                                  2,085,060            1,988,311
                                                                                       ---------------     ----------------
                                                                                       $    2,484,817       $    2,874,724
                                                                                       ===============     ================

                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                     September 30,
                                              ---------------------------------  ---------------------------------
                                                   1996              1995              1996               1995
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       289,057   $       173,264  $       892,741   $       696,806
   Interest income                                        625                20            1,530               102
   Other                                                  984             1,260            4,343             4,276
                                              ---------------   ---------------  ---------------   ---------------
                                                      290,666           174,544          898,614           701,184
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     47,036            59,239          187,106           214,331
   Production taxes                                    14,415            12,110           48,976            44,494
   Depreciation, depletion
      and amortization -
        Normal provision                               84,246            88,444          302,650           312,336
        Additional provision                               --           102,589               --           475,577
   General and administrative                          29,026            27,398           87,618            76,175
   Interest expense                                        --             4,463            3,706            13,691
                                              ---------------   ---------------  ---------------   ---------------
                                                      174,723           294,243          630,056         1,136,604
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $       115,943   $      (119,699) $       268,558   $      (435,420)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          2.02   $         (2.09) $          4.68   $         (7.59)
                                              ===============   ===============  ===============   ===============

                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                               ----------------------------------------
                                                                                      1996                     1995
                                                                               ----------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      268,558          $      (435,420)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         302,650                  787,913
      Change in gas imbalance receivable
          and deferred revenues                                                        (27,669)                  21,059
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                            (27,798)                  93,949
        Increase (decrease) in accounts payable
          and accrued liabilities                                                     (408,703)                  62,681
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     107,038                  530,182
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (24,238)                (110,968)
    Proceeds from sales of oil and gas properties                                      190,543                      213
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     166,305                 (110,755)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (171,809)                (281,995)
    Payments on note payable                                                           (45,825)                (137,475)
                                                                               ---------------          ---------------
               Net cash provided by (used in) financing activities                    (217,634)                (419,470)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    55,709                      (43)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,594                    1,479
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       57,303          $         1,436
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
              Cash paid during the period for interest                          $        4,468          $        13,670
                                                                               ===============          ===============



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

     Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the nine months ended September 30, 1996 and 1995.

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

(5)  Gas Imbalances -

                  The gas imbalance receivable and deferred revenues represent imbalances assumed as part of property acquisitions. The imbalances are accounted for on the entitlements method, whereby the Partnership records its share of revenue, based on its entitled amount. Any amounts over or under the entitled amount are recorded as an increase or decrease to gas imbalance receivable or deferred revenues as applicable.

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

      The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds in addition to the remaining unexpended net capital commitments of the partners are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

Results of Operations

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Oil and gas sales increased $115,793 or 67 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 90 percent or $1.13/MCF and in oil prices of 46 percent or $6.68/BBL had a significant impact on partnership performance. Also, current quarter oil production decreased 53 percent when compared to third quarter 1995 production volumes, partially offsetting the increased revenues from gas and oil price increases.

      Associated depreciation expense decreased 5 percent or $4,198.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the third quarter of 1995 for $102,589 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities Exchange Commission.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1996 and 1995

      Oil and gas sales increased $195,935 or 28 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 54 percent or $.75/MCF and in oil prices of 22 percent or $3.36/BBL were major contributing factors to the increased revenues for the period. Also, current period oil production decreased 49 percent when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

      Associated depreciation expense decreased 3 percent or $9,686.

      The Partnership recorded an additional provision in depreciation, depletion and amortization in the first nine months of 1995 for $475,577 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities Exchange Commission.

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


                                               SWIFT ENERGY INCOME
                                               PARTNERS 1990-A, LTD.
                                               (Registrant)

                                    By:        SWIFT ENERGY COMPANY
                                               Managing General Partner


Date:  November 6, 1996             By:        /s/ John R. Alden
       ----------------                        --------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:  November 6, 1996             By:        /s/ Alton D. Heckaman, Jr.
       ----------------                        --------------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer