Form 10-Q
period 1997-06-30
SWIFT ENERGY INCOME PARTNERS 1990-A LTD
filed 1997-08-11
CIK 867193

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________________ to _______________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                             3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                  4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                  5

            Notes to Financial Statements                                                         6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                          9

PART II.    OTHER INFORMATION                                                                    11


SIGNATURES                                                                                       12

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      249,829       $      183,092
              Oil and gas sales receivable                                                    304,380              342,455
              Other                                                                             8,527                5,312
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       562,736              530,859
                                                                                       ---------------     ----------------

         Gas Imbalance Receivable                                                             272,618              272,924
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    6,853,768            6,854,116
         Less-Accumulated depreciation, depletion
              and amortization                                                             (5,272,946)          (5,104,249)
                                                                                       ---------------     ----------------
                                                                                            1,580,822            1,749,867
                                                                                       ---------------     ----------------
                                                                                       $    2,416,176       $    2,553,650
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       82,540       $       80,524
                                                                                       ---------------     ----------------

         Deferred Revenues                                                                    302,094              318,072

         Partners' Capital                                                                  2,031,542            2,155,054
                                                                                       ---------------     ----------------
                                                                                       $    2,416,176       $    2,553,650
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                      Three Months Ended                 Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1997              1996              1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       175,063   $       325,880  $       555,101   $       603,684
   Interest income                                      3,118               487            5,506               905
   Other                                                  628             2,413            1,357             3,359
                                              ---------------   ---------------  ---------------   ---------------
                                                      178,809           328,780          561,964           607,948
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     61,788            67,925          113,431           140,071
   Production taxes                                    10,935            19,336           32,370            34,561
   Depreciation, depletion
      and amortization                                 69,666           111,172          168,697           218,404
   General and administrative                          28,415            30,086           59,462            58,591
   Interest expense                                        --                --               --             3,706
                                              ---------------   ---------------  ---------------   ---------------
                                                      170,804           228,519          373,960           455,333
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         8,005   $       100,261  $       188,004   $       152,615
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .14   $          1.75  $          3.28   $          2.66
                                              ===============   ===============  ===============   ===============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                               ----------------------------------------
                                                                                       1997                     1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      188,004          $       152,615
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         168,697                  218,404
      Change in gas imbalance receivable
          and deferred revenues                                                        (15,672)                 (28,558)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             38,075                  (16,586)
        (Increase) decrease in other current assets                                     (3,215)                      --
        Increase (decrease) in accounts payable
          and accrued liabilities                                                        2,016                 (372,662)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              377,905                  (46,787)
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                     --                  (11,602)
    Proceeds from sales of oil and gas properties                                          348                  190,668
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                                  348                  179,066
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (311,516)                 (86,351)
    Payments on note payable                                                                --                  (45,825)
                                                                               ---------------          ---------------
      Net cash provided by (used in) financing activities                             (311,516)                (132,176)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    66,737                      103
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       183,092                    1,594
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      249,829          $         1,697
                                                                               ===============          ===============
  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $         4,468
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

      Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the six months ended June 30, 1997 and 1996.

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

                  Effective April 17, 1990, the Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Managed Pension Assets Partnership 1990-A, Ltd. ("Pension Partnership"), managed by Swift for the purpose of acquiring working interests in producing oil and gas properties. Under terms of the NP/OR Agreement, the Partnership will convey to the Pension Partnership a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs.

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

Results of Operations

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Oil and gas sales declined $150,817 or 46 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 35 percent in gas production and 17 percent in oil production had a significant impact on partnership performance. Also, current quarter gas prices declined 10 percent or $.20/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated depreciation expense decreased 37 percent or $41,506.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Oil and gas sales decreased $48,583 or 8 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 12 percent in gas production and 38 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 17 percent or $.34/MCF partially offset the production declines.

      Associated depreciation expense declined 23 percent or $49,707.

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


                                            SWIFT ENERGY INCOME
                                            PARTNERS 1990-A, LTD.
                                            (Registrant)

                                 By:        SWIFT ENERGY COMPANY
                                            Managing General Partner

Date:     August 4, 1997         By:        /s/ John R. Alden
          --------------                    --------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:     August 4, 1997         By:        /s/ Alton D. Heckaman, Jr.
          --------------                    --------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer