Form 10-Q
period 1997-09-30
SWIFT ENERGY INCOME PARTNERS 1990-A LTD
filed 1997-11-12
CIK 867193

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                      PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                   3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996       4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                       5

      Notes to Financial Statements                                                    6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                     9

PART II.    OTHER INFORMATION                                                         11


SIGNATURES                                                                            12

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      253,957       $      183,092
              Oil and gas sales receivable                                                    306,731              342,455
              Other                                                                             9,692                5,312
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       570,380              530,859
                                                                                       ---------------     ----------------

         Gas Imbalance Receivable                                                             252,069              272,924
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    6,858,729            6,854,116
         Less-Accumulated depreciation, depletion
              and amortization                                                             (5,340,161)          (5,104,249)
                                                                                       ---------------     ----------------
                                                                                            1,518,568            1,749,867
                                                                                       ---------------     ----------------
                                                                                       $    2,341,017       $    2,553,650
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts payable and accrued liabilities                                 $       67,360       $       80,524
                                                                                       ---------------     ----------------

         Deferred Revenues                                                                    295,821              318,072

         Partners' Capital                                                                  1,977,836            2,155,054
                                                                                       ---------------     ----------------
                                                                                       $    2,341,017       $    2,553,650
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months Ended                 Nine Months Ended
                                                       September 30,                     September 30,
                                              ---------------------------------  ---------------------------------
                                                     1997            1996             1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       239,416   $       289,057  $       794,516   $       892,741
   Interest income                                      3,548               625            9,053             1,530
   Other                                                  507               984            1,864             4,343
                                              ---------------   ---------------  ---------------   ---------------
                                                      243,471           290,666          805,433           898,614
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     51,924            47,036          165,355           187,106
   Production taxes                                    16,016            14,415           48,386            48,976
   Depreciation, depletion
      and amortization                                 67,215            84,246          235,912           302,650
   General and administrative                          23,529            29,026           82,990            87,618
   Interest expense                                        --                --               --             3,706
                                              ---------------   ---------------  ---------------   ---------------
                                                      158,684           174,723          532,643           630,056
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        84,787   $       115,943  $       272,790   $       268,558
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          1.48   $          2.02  $          4.75   $          4.68
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                     1997                     1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      272,790          $       268,558
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                         235,912                  302,650
      Change in gas imbalance receivable
          and deferred revenues                                                         (1,396)                 (27,669)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             35,724                  (27,798)
        (Increase) decrease in other current assets                                     (4,380)                      --
        Increase (decrease) in accounts payable
          and accrued liabilities                                                      (13,164)                (408,703)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     525,486                  107,038
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                 (4,613)                 (24,238)
    Proceeds from sales of oil and gas properties                                           --                  190,543
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                      (4,613)                 166,305
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (450,008)                (171,809)
    Payments on note payable                                                                --                  (45,825)
                                                                               ---------------          ---------------
               Net cash provided by (used in) financing activities                    (450,008)                (217,634)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    70,865                   55,709
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       183,092                    1,594
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      253,957          $        57,303
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $         4,468
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

     Oil and Gas Properties --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the nine months ended September 30, 1997 and 1996.

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

Results of Operations

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

     Oil and gas sales declined $49,641 or 17 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas production. A decline of 15 percent in gas production had a significant impact on partnership performance. Also, current quarter oil prices declined 20 percent or $4.33/BBL when compared to third quarter 1996 oil prices, further contributing to decreased revenues.

      Associated depreciation expense decreased 20 percent or $17,031.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

     Oil and gas sales decreased $98,224 or 11 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 13 percent in gas production and 28 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 13 percent or $.26/MCF partially offset the production declines.

      Associated depreciation expense declined 22 percent or $66,738.

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


                                         SWIFT ENERGY INCOME
                                         PARTNERS 1990-A, LTD.
                                         (Registrant)

                              By:        SWIFT ENERGY COMPANY
                                         Managing General Partner


Date:  November 4, 1997       By:        /s/ John R. Alden
       ----------------                  --------------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:  November 4, 1997       By:        /s/ Alton D. Heckaman, Jr.
       ----------------                  --------------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer