Form 10-Q
period 1998-03-31
SWIFT ENERGY INCOME PARTNERS 1990-A LTD
filed 1998-05-14
CIK 867193

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                     PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1998 and December 31, 1997                 3

            Statements of Operations

                - Three month periods ended March 31, 1998 and 1997    4

            Statements of Cash Flows

                - Three month periods ended March 31, 1998 and 1997    5

            Notes to Financial Statements                              6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations               9

PART II.    OTHER INFORMATION                                         10


SIGNATURES                                                            11

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                                 BALANCE SHEETS



                                                                                           March 31,         December 31,
                                                                                             1998                 1997
                                                                                       ---------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      390,410       $      424,196
              Oil and gas sales receivable                                                    494,755              325,413
              Other                                                                            12,988                8,469
                                                                                       --------------       --------------
                   Total Current Assets                                                       898,153              758,078
                                                                                       --------------       --------------

         Gas Imbalance Receivable                                                             230,990              231,004
                                                                                       --------------       --------------

         Oil and Gas Properties, using full cost
              accounting                                                                    6,496,299            6,725,723
         Less-Accumulated depreciation, depletion
              and amortization                                                             (5,435,727)          (5,388,963)
                                                                                       --------------       --------------
                                                                                            1,060,572            1,336,760
                                                                                       --------------       --------------
                                                                                       $    2,189,715       $    2,325,842
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       62,822       $       69,462
                                                                                       ---------------      --------------

         Deferred Revenues                                                                    281,393              281,393

         Limited Partners' Capital (57,384 Limited Partnership Units;
                                    $100 per unit)                                          1,780,611            1,897,031
         General Partners' Capital                                                             64,889               77,956
                                                                                       --------------       --------------
                   Total Partners' Capital                                                  1,845,500            1,974,987
                                                                                       --------------       --------------
                                                                                       $    2,189,715       $    2,325,842
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                                          Three Months Ended
                                                                                                 March 31,
                                                                                 ---------------------------------
                                                                                        1998              1997
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $       171,606   $       380,037
             Interest income                                                               5,573             2,388
             Other                                                                           426               729
                                                                                 ---------------   ---------------
                                                                                         177,605           383,154
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              46,874            51,643
             Production taxes                                                             10,257            21,435
             Depreciation, depletion
               and amortization                                                           46,764            99,031
             General and administrative                                                   23,189            31,047
                                                                                 ---------------   ---------------
                                                                                         127,084           203,156
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        50,521   $       179,998
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1998                       $           .88
                                              ===============
         March 31, 1997                       $          3.14
                                              ===============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                ---------------------------------------
                                                                                        1998                   1997
                                                                                -----------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         50,521        $       179,998
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                            46,764                 99,031
      Change in gas imbalance receivable
          and deferred revenues                                                               14                (26,236)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             (169,342)               (16,264)
        (Increase) decrease in other current assets                                       (4,519)                (1,906)
        Increase (decrease) in accounts payable                                           (6,640)               (22,364)
                                                                                ----------------         --------------
               Net cash provided by (used in) operating activities                       (83,202)               212,259
                                                                                ----------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                  (16,306)               (58,747)
    Proceeds from sales of oil and gas properties                                        245,730                     --
                                                                                ----------------        ---------------
               Net cash provided by (used in) investing activities                       229,424                (58,747)
                                                                                ----------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (180,008)              (140,398)
                                                                                ----------------        ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (33,786)                13,114
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         424,196                183,092
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        390,410        $       196,206
                                                                                ================        ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1997 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the three months ended March 31, 1998 and 1997.

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

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

(5)  Gas Imbalances -

                  The Partnership recognizes its ownership interest in natural gas production as revenue. Actual production quantities sold may be different than the Partnership's ownership share in a given period. If the Partnership's sales exceed its ownership share of production, the differences are recorded as deferred revenue. Gas balancing receivables are recorded when the Partnership's ownership share of production exceeds sales.

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

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by (used in) operating activities totaled $(83,202) and $212,259 for the three months ended March 31, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $180,008 and $140,398 for the three months ended March 31, 1998 and 1997, respectively.

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

Results of Operations

         Oil and gas sales increased $208,431 or 55 percent in the first quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil production. Gas production decreased 41 percent and oil production declined 30 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in the fourth quarter of 1997 had an impact on 1998 partnership production volumes. Also, first quarter gas and oil prices declined 22 percent or $.60/MCF and 37 percent or $7.55/BBL, respectively, further contributing to decreased revenues.

         Associated depreciation expense decreased 53 percent or $52,267 in 1998 compared to first quarter 1997, also related to the decline in production volumes.

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


Date:     May 5, 1998              By:        /s/ John R. Alden
          -----------                         ---------------------------------
                                              John R. Alden
                                              Senior Vice President, Secretary
                                              and Principal Financial Officer

Date:     May 5, 1998              By:        /s/ Alton D. Heckaman, Jr.
          -----------                         ---------------------------------
                                              Alton D. Heckaman, Jr.
                                              Vice President, Controller
                                              and Principal Accounting Officer