Form 10-Q
period 1998-06-30
SWIFT ENERGY INCOME PARTNERS 1990-A LTD
filed 1998-08-13
CIK 867193

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to _________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                   3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997        4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                        5

            Notes to Financial Statements                                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                9

PART II.    OTHER INFORMATION                                                          11


SIGNATURES                                                                             12

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      560,549       $      424,196
              Oil and gas sales receivable                                                    226,637              325,413
              Other                                                                            15,649                8,469
                                                                                       ---------------     ----------------
                  Total Current Assets                                                        802,835              758,078
                                                                                       ---------------     ----------------

         Gas Imbalance Receivable                                                             214,146              231,004
                                                                                       ---------------     ----------------

         Oil and Gas Properties, using full cost
              accounting                                                                    6,507,552            6,725,723
         Less-Accumulated depreciation, depletion
              and amortization                                                             (5,480,073)          (5,388,963)
                                                                                       ---------------     ----------------
                                                                                            1,027,479            1,336,760
                                                                                       ---------------     ----------------
                                                                                       $    2,044,460       $    2,325,842
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       64,167       $       69,462
                                                                                       ---------------     ----------------

         Deferred Revenues                                                                    258,740              281,393

         Limited Partners' Capital (57,384 Limited Partnership Units;
                                   $100 per unit)                                           1,666,264            1,897,031
         General Partners' Capital                                                             55,289               77,956
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                   1,721,553            1,974,987
                                                                                       ---------------     ----------------
                                                                                       $    2,044,460       $    2,325,842
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Oil and gas sales                          $       146,590   $       175,063  $       318,196   $       555,101
   Interest income                                      7,464             3,118           13,037             5,506
   Other                                                  432               628              858             1,357
                                              ---------------   ---------------  ---------------   ---------------
                                                      154,486           178,809          332,091           561,964
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Lease operating                                     46,400            61,788           93,274           113,431
   Production taxes                                     9,848            10,935           20,105            32,370
   Depreciation, depletion
      and amortization                                 44,346            69,666           91,110           168,697
   General and administrative                          25,859            28,415           49,048            59,462
                                              ---------------   ---------------  ---------------   ---------------
                                                      126,453           170,804          253,537           373,960
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        28,033   $         8,005  $        78,554   $       188,004
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .49   $           .14  $          1.37   $          3.28
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                    1998                     1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       78,554          $       188,004
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                          91,110                  168,697
      Change in gas imbalance receivable
          and deferred revenues                                                         (5,795)                 (15,672)
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                             98,776                   38,075
        (Increase) decrease in other current assets                                     (7,180)                  (3,215)
        Increase (decrease) in accounts payable                                         (5,295)                   2,016
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              250,170                  377,905
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                (27,559)                      --
    Proceeds from sales of oil and gas properties                                      245,730                      348
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                              218,171                      348
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (331,988)                (311,516)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   136,353                   66,737
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       424,196                  183,092
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      560,549          $       249,829
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

      Oil and Gas Properties --

                  The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the six months ended June 30, 1998 and 1997.

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

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

Liquidity and Capital Resources

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $250,170 and $377,905 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sale proceeds totaled $245,730 for the six months ended June 30, 1998. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $331,988 and $311,516 for the six months ended June 30, 1998 and 1997, respectively.

      The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partners believes that the funds currently available to the partnership will be adequate to meet any anticipated capital requirements.

Results of Operations

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Oil and gas sales declined $28,473 or 16 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil production. Gas production decreased 19 percent and oil production declined 20 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in 1997 had an impact on 1998 partnership production volumes. Also, current quarter oil prices declined 29 percent or $4.74/BBL further contributing to decreased revenues. Declines were partially offset by an increase in gas prices of 17 percent or $.33/MCF when compared to second quarter 1997 prices.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Associated depreciation expense decreased 36 percent or $25,320 in 1998 compared to second quarter 1997, also related to the decline in production volumes.

Six Months Ended June 30, 1998 and 1997

      Oil and gas sales declined $236,905 or 43 percent in the first six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased gas and oil production. Gas production decreased 32 percent and oil production declined 25 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in 1997 had an impact on 1998 partnership production volumes. Also, current period gas and oil prices declined 9 percent or $.21/MCF and 33 percent or $6.23/BBL, respectively, further contributing to decreased revenues.

      Associated depreciation expense decreased 46 percent or $77,587 in 1998 compared to the first six months of 1997, also related to the decline in production volumes.

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

Date:     August 4, 1998       By:        /s/ John R. Alden
          --------------                  ---------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:     August 4, 1998       By:        /s/ Alton D. Heckaman, Jr.
          --------------                  ---------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer