Form 10-Q
period 1999-03-31
SWIFT ENERGY INCOME PARTNERS 1990-A LTD
filed 1999-05-10
CIK 867193

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                     PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1999 and December 31, 1998                 3

            Statements of Operations

                - Three month periods ended March 31, 1999 and 1998    4

            Statements of Cash Flows

                - Three month periods ended March 31, 1999 and 1998    5

            Notes to Financial Statements                              6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations              10

PART II.    OTHER INFORMATION                                         12


SIGNATURES                                                            13

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                                 BALANCE SHEETS


                                                                                           March 31,         December 31,
                                                                                             1999                 1998
                                                                                       ---------------      ---------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      410,408       $      489,659
              Oil and gas sales receivable                                                    190,677              171,482
              Other                                                                            16,881               12,425
                                                                                       ---------------      ---------------
                  Total Current Assets                                                        617,966              673,566
                                                                                       ---------------      ---------------

         Gas Imbalance Receivable                                                             216,894              217,743
                                                                                       ---------------      ---------------

         Oil and Gas Properties, using full cost
              accounting                                                                    6,559,567            6,556,421
         Less-Accumulated depreciation, depletion
              and amortization                                                             (5,606,953)          (5,570,714)
                                                                                       ---------------      ---------------
                                                                                              952,614              985,707
                                                                                       ---------------      ---------------
                                                                                       $    1,787,474       $    1,877,016
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       64,675       $       67,780
                                                                                       ---------------      ---------------

         Deferred Revenues                                                                    244,205              247,991

         Limited Partners' Capital (57,384 Limited Partnership Units;
                                   $100 per unit)                                           1,440,598            1,516,248
         General Partners' Capital                                                             37,996               44,997
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                   1,478,594            1,561,245
                                                                                       ---------------      ---------------
                                                                                       $    1,787,474       $    1,877,016
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                          Three Months Ended
                                                                                                 March 31,
                                                                                 ---------------------------------
                                                                                        1999              1998
                                                                                 ---------------   ---------------
         REVENUES:
             Oil and gas sales                                                   $        95,365   $       171,606
             Interest income                                                               6,460             5,573
             Other                                                                            -                426
                                                                                 ---------------   ---------------
                                                                                         101,825           177,605
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Lease operating                                                              36,618            46,874
             Production taxes                                                              5,767            10,257
             Depreciation, depletion
               and amortization                                                           36,239            46,764
             General and administrative                                                   33,060            23,189
                                                                                 ---------------   ---------------
                                                                                         111,684           127,084
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        (9,859)  $        50,521
                                                                                 ===============   ===============

         Limited Partners' net income (loss)
             per unit

         March 31, 1999                       $          (.22)
                                                 ============
         March 31, 1998                       $           .88
                                                 ============


                 See accompanying note to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                ---------------------------------------
                                                                                        1999                   1998
                                                                                -----------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         (9,859)       $        50,521
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Depreciation, depletion and amortization                                            36,239                 46,764
      Change in gas imbalance receivable
          and deferred revenues                                                           (2,937)                    14
      Change in assets and liabilities:
        (Increase) decrease in oil and gas sales receivable                              (19,195)              (169,342)
        (Increase) decrease in other current assets                                       (4,456)                (4,519)
        Increase (decrease) in accounts payable                                           (3,105)                (6,640)
                                                                                  --------------         --------------
               Net cash provided by (used in) operating activities                        (3,313)               (83,202)
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties                                                   (3,168)               (16,306)
    Proceeds from sales of oil and gas properties                                             22                245,730
                                                                                  --------------         --------------
               Net cash provided by (used in) investing activities                        (3,146)               229,424
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                       (72,792)              (180,008)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (79,251)               (33,786)
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         489,659                424,196
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        410,408       $        390,410
                                                                                  ==============         ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1998 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                  Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. During 1993 and 1992, the cash distribution rate (as defined in the Partnership Agreement) exceeded 17.5 percent and thus, in 1994 and 1993, the continuing costs and revenues were shared 85 percent by the limited partners and 15 percent by the general partners. During 1997, 1996, 1995 and 1994, the cash distribution rate fell below 17.5 percent and thus, in 1998, 1997, 1996 and 1995, the continuing costs and revenues will be
        (were) shared 90 percent by the limited partners and 10 percent by the general partners. Payout occurred as of July 1, 1998; therefore, for the second half of 1998 and each year remaining in the life of the partnership, the continuing costs and revenues will be shared 85 percent by the limited partners and 15 percent by the general partners.

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

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the three months ended March 31, 1999 and 1998.

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

                    SWIFT ENERGY INCOME PARTNERS 1990-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

Liquidity and Capital Resources

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash used in operating activities totaled $(3,313) and $(83,202) for the three months ended March 31, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sales proceeds totaled $245,730 for the three months ended March 31, 1998. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $72,792 and $180,008 for the three months ended March 31, 1999 and 1998, respectively.

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

Results of Operations

      Oil and gas sales declined $76,241 or 44 percent in the first quarter of 1999 when compared to the corresponding quarter in 1998, primarily due to decreased gas and oil production in conjunction with lower gas and oil prices. Current quarter gas and oil production declined 28 percent and 36 percent, respectively, when compared to first quarter 1998 production volumes. The production decline was due to the partnership's sale of several properties in the first quarter of 1998. Gas prices declined 20 percent or $.41 to an average $1.69/MCF and oil prices decreased 7 percent or $.95 to an average $12.16/BBL for the quarter, further contributing to the decline in revenues.

      Corresponding production costs per equivalent MCF remained flat in the first quarter of 1999 compared to the first quarter of 1998, however, total production costs decreased 26 percent, relating to the property sales in the first quarter of 1998.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Associated depreciation expense decreased 23 percent or $10,525 in 1999 compared to first quarter 1998, also related to the decline in production volumes.

      Partnership payout occurred as of July 1, 1998. During 1999, partnership revenues and costs will be shared between the limited partners and general partners in an 85:15 ratio.

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


Date:     May 5, 1999              By:        /s/ John R. Alden
          -----------                         ---------------------------------
                                              John R. Alden
                                              Senior Vice President, Secretary
                                              and Principal Financial Officer

Date:     May 5, 1999              By:        /s/ Alton D. Heckaman, Jr.
          -----------                         ---------------------------------
                                              Alton D. Heckaman, Jr.
                                              Vice President, Controller
                                              and Principal Accounting Officer