Form 10-Q
period 1999-06-30
SWIFT ENERGY INCOME PARTNERS 1990-A LTD
filed 1999-08-05
CIK 867193

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1999 and December 31, 1998                                   3

            Statements of Operations

                - Three month and six month periods ended June 30, 1999 and 1998        4

            Statements of Cash Flows

                - Six month periods ended June 30, 1999 and 1998                        5

            Notes to Financial Statements                                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                               10

PART II.    OTHER INFORMATION                                                          12


SIGNATURES                                                                             13

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                                 BALANCE SHEETS



                                                                                  June 30,            December 31,
                                                                                    1999                  1998
                                                                               ---------------       ---------------
                                                                                (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                                               $        392,010      $        489,659
     Oil and gas sales receivable                                                     202,596               171,482
     Other                                                                             16,470                12,425
                                                                               ---------------       ---------------
          Total Current Assets                                                        611,076               673,566
                                                                               ---------------       ---------------

Gas Imbalance Receivable                                                              199,187               217,743
                                                                               ---------------       ---------------

Oil and Gas Properties, using full cost
     accounting                                                                     6,563,378             6,556,421
Less-Accumulated depreciation, depletion
     and amortization                                                              (5,637,052)           (5,570,714)
                                                                               ---------------       ---------------
                                                                                      926,326               985,707
                                                                               ===============       ===============
                                                                             $      1,736,589      $      1,877,016
                                                                               ===============       ===============


LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                                        $         59,041      $         67,780
                                                                               ---------------       ---------------

Deferred Revenues                                                                     240,143               247,991

Limited Partners' Capital (57,384 Limited Partnership
                          Units; $100 per unit)                                     1,396,018             1,516,248
General Partners' Capital                                                              41,387                44,997
                                                                               ---------------       ---------------
          Total Partners' Capital                                                   1,437,405             1,561,245
                                                                               ===============       ===============
                                                                             $      1,736,589      $      1,877,016
                                                                               ===============       ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                    Three Months Ended                        Six Months Ended
                                                         June 30,                                 June 30,
                                             ---------------------------------        ---------------------------------
                                                 1999               1998                  1999               1998
                                             --------------     --------------        --------------     --------------
REVENUES:
     Oil and gas sales                    $        115,781    $       146,590      $        211,145   $        318,196
     Interest income                                 4,710              7,464                11,170             13,037
     Other                                              --                432                    --                858
                                             --------------     --------------        --------------     --------------
                                                   120,491            154,486               222,315            332,091
                                             --------------     --------------        --------------     --------------


COSTS AND EXPENSES:
     Lease operating                                40,161             46,400                76,780             93,274
     Production taxes                                7,810              9,848                13,577             20,105
     Depreciation, depletion
          and amortization                          30,099             44,346                66,338             91,110
     General and administrative                     23,157             25,859                56,215             49,048
                                             --------------     --------------        --------------     --------------
                                                   101,227            126,453               212,910            253,537
                                             ==============     ==============        ==============     ==============
NET INCOME (LOSS)                         $         19,264    $        28,033      $          9,405   $         78,554
                                             ==============     ==============        ==============     ==============




Limited Partners' net income (loss)
     per unit                             $           0.22    $          0.49      $             --   $           1.37
                                             ==============     ==============        ==============     ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                   -------------------------------------
                                                                                        1999                  1998
                                                                                   ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                               $          9,405      $         78,554
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Depreciation, depletion and amortization                                         66,338                91,110
          Change in gas imbalance receivable
               and deferred revenues                                                       10,708                (5,795)
          Change in assets and liabilities:
               (Increase) decrease in oil and gas sales receivable                        (31,114)               98,776
               (Increase) decrease in other current assets                                 (4,045)               (7,180)
               Increase (decrease) in accounts payable                                     (8,739)               (5,295)
                                                                                   ---------------       ---------------
          Net cash provided by (used in) operating activities                              42,553               250,170
                                                                                   ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties                                                   (6,979)              (27,559)
     Proceeds from sales of oil and gas properties                                             22               245,730
                                                                                   ---------------       ---------------
          Net cash provided by (used in) investing activities                              (6,957)              218,171
                                                                                   ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash Distributions to partners                                                      (133,245)             (331,988)
                                                                                   ---------------       ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (97,649)              136,353
                                                                                   ---------------       ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          489,659               424,196
                                                                                   ===============       ===============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $        392,010      $        560,549
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

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the six months ended June 30, 1999 and 1998.

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

(8)  Year 2000 -

                  The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the years 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps include upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner has either replaced or updated mission critical systems and expects to complete testing during the third quarter of 1999 and continue remedial actions as needed.

                  The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase is being conducted as the software is updated or certified and is expected to be completed during the third quarter of 1999.

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

Liquidity and Capital Resources

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $42,553 and $250,170 for the six months ended June 30, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by property sales proceeds totaled $245,730 for the six months ended June 30, 1998. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $133,245 and $331,988 for the six months ended June 30, 1999 and 1998, respectively.

      The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds are available from partnership revenues, borrowings or proceeds from the sale of partnership property. The Managing General Partners believes that the funds currently available to the partnership will be adequate to meet any anticipated capital requirements.

Results of Operations

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1999 (current quarter) when compared to the quarter ended June 30, 1998 (corresponding quarter), and for the six months ended June 30, 1999 (current period), when compared to the six months ended June 30, 1998 (corresponding period).

Three Months Ended June 30, 1999 and 1998

      Oil and gas sales declined $30,809 or 21 percent in the second quarter of 1999 when compared to the corresponding quarter in 1998, primarily due to decreased oil and gas production. Current quarter oil and gas production declined 43 percent and 37 percent, respectively, when compared to second quarter 1998 production volumes. The partnership's sale of several properties in 1998 had an impact on the partnership's production decline. Oil prices increased 33 percent or $3.90/BBL to an average of $15.73/BBL and gas prices increased 4 percent or $.09/MCF to an average of $2.31/MCF for the quarter.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Corresponding production costs per equivalent MCF increased 37 percent in the second quarter of 1999 compared to the second quarter of 1998 while total production costs decreased 15 percent, relating to the property sales in 1998.

      Associated depreciation expense decreased 32 percent or $14,247 in 1999 compared to second quarter 1998, also related to the decline in production volumes.

Six Months Ended June 30, 1999 and 1998

      Oil and gas sales declined $107,051 or 34 percent in the first six months of 1999 when compared to the corresponding period in 1998, primarily due to decreased oil and gas production. Current period oil and gas production declined 39 percent and 33 percent, respectively, when compared to the same period in 1998. The partnership's sale of several properties in 1998 had an impact on the partnership's production decline. Oil prices increased 12 percent or $1.45/BBL to an average of $13.90/BBL and gas prices decreased 9 percent or $.19/MCF to an average of $1.97/MCF for the current period.

      Corresponding production costs per equivalent MCF increased 20 percent in the first six months of 1999 compared to the corresponding period in 1998 while total production costs decreased 20 percent, relating to the property sales in 1998.

      Associated depreciation expense decreased 27 percent or $24,772 in 1999 compared to the first six months of 1998, also related to the decline in production volumes.

      During 1999, partnership revenues and costs will be shared between the limited partners and general partners in a 85:15 ratio.

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

Date:     August 4, 1999       By:        /s/ John R. Alden
          --------------                  ---------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:     August 4, 1999       By:        /s/ Alton D. Heckaman, Jr.
          --------------                  ---------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer