Form 10-Q
period 1999-09-30
SWIFT ENERGY INCOME PARTNERS 1990-A LTD
filed 1999-11-12
CIK 867193

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                           PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1999 and December 31, 1998                                   3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1999 and 1998       4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1999 and 1998                       5

            Notes to Financial Statements                                                    6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                    10

PART II.    OTHER INFORMATION                                                               12


SIGNATURES                                                                                  13

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                                 BALANCE SHEETS



                                                                                September 30,          December 31,
                                                                                    1999                  1998
                                                                               ---------------       ---------------
                                                                                (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                                               $        371,555      $        489,659
     Oil and gas sales receivable                                                     221,554               171,482
     Other                                                                             17,212                12,425
                                                                               ---------------       ---------------
          Total Current Assets                                                        610,321               673,566
                                                                               ---------------       ---------------

Gas Imbalance Receivable                                                              193,839               217,743
                                                                               ---------------       ---------------

Oil and Gas Properties, using full cost
     accounting                                                                     6,566,321             6,556,421
Less-Accumulated depreciation, depletion
     and amortization                                                              (5,672,100)           (5,570,714)
                                                                               ---------------       ---------------
                                                                                      894,221               985,707
                                                                               ===============       ===============
                                                                             $      1,698,381      $      1,877,016
                                                                               ===============       ===============


LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                                        $         59,089      $         67,780
                                                                               ---------------       ---------------

Deferred Revenues                                                                     229,903               247,991

Limited Partners' Capital (57,384 Limited Partnership
                          Units; $100 per unit)                                     1,363,005             1,516,248

General Partners' Capital                                                              46,384                44,997
                                                                               ---------------       ---------------
          Total Partners' Capital                                                   1,409,389             1,561,245
                                                                               ===============       ===============
                                                                             $      1,698,381      $      1,877,016
                                                                               ===============       ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended                       Nine Months Ended
                                                      September 30,                            September 30,
                                             ---------------------------------        ---------------------------------
                                                 1999               1998                  1999               1998
                                             --------------     --------------        --------------     --------------
REVENUES:
     Oil and gas sales                    $        153,066    $       137,854      $        364,212   $        456,049
     Interest income                                 5,205              7,639                16,375             20,676
     Other                                              --                351                    --              1,210
                                             --------------     --------------        --------------     --------------
                                                   158,271            145,844               380,587            477,935
                                             --------------     --------------        --------------     --------------


COSTS AND EXPENSES:
     Lease operating                                42,309             40,753               119,089            134,027
     Production taxes                                9,453              8,809                23,030             28,914
     Depreciation, depletion
          and amortization                          35,048             43,377               101,386            134,487
     General and administrative                     21,031             19,141                77,247             68,189
                                             --------------     --------------        --------------     --------------
                                                   107,841            112,080               320,752            365,617
                                             ==============     ==============        ==============     ==============
NET INCOME (LOSS)                         $         50,430    $        33,764      $         59,835   $        112,318
                                             ==============     ==============        ==============     ==============



Limited Partners' net income (loss)
     per unit                             $           0.67    $          0.59      $           0.68   $           1.96
                                             ==============     ==============        ==============     ==============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                   -------------------------------------
                                                                                        1999                  1998
                                                                                   ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                               $         59,835      $        112,318
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Depreciation, depletion and amortization                                        101,386               134,487
          Change in gas imbalance receivable
               and deferred revenues                                                        5,816                (7,759)
          Change in assets and liabilities:
               (Increase) decrease in oil and gas sales receivable                        (50,072)               84,676
               (Increase) decrease in other current assets                                 (4,787)               (8,286)
               Increase (decrease) in accounts payable                                     (8,691)                2,830
                                                                                   ---------------       ---------------
          Net cash provided by (used in) operating activities                             103,487               318,266
                                                                                   ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties                                                   (9,922)              (36,719)
     Proceeds from sales of oil and gas properties                                             22               245,730
                                                                                   ---------------       ---------------
          Net cash provided by (used in) investing activities                              (9,900)              209,011
                                                                                   ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash Distributions to partners                                                      (211,691)             (460,410)
                                                                                   ---------------       ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (118,104)               66,867
                                                                                   ---------------       ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          489,659               424,196
                                                                                   ===============       ===============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $        371,555      $        491,063
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

      Oil and Gas Revenues -

                  Oil and gas revenues are reported using the entitlement method in which the Partnership recognizes its interest in oil and natural gas production as revenue.

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

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the nine months ended September 30, 1999 and 1998.

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

(5)  Vulnerability Due to Certain Concentrations -

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

(6)  Fair Value of Financial Instruments -

                  The Partnership's financial instruments consist of cash and cash equivalents and short-term receivables and payables. The carrying amounts approximate fair value due to the highly liquid nature of the short-term instruments.

(7)  Year 2000 -

                  The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the years 1900 and 2000. The Managing General Partner has implemented the steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps included upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner has either replaced or updated mission critical systems and has substantially completed testing and will continue remedial actions as needed.

                  The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code were made by upgrading this software. In addition, the Managing General Partner has received certification as to Year 2000 compliance from vendors or third party consultants.

                  The Managing General Partner does not believe that costs incurred to address the Year 2000 issue with respect to its business systems will have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues is projected to be less than $150,000, most of which was spent during the testing phase. The Partnership's share of this cost is expected to be insignificant.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                  The  failure  to correct a material  Year 2000  problem  could result in an interruption, or failure of certain normal business activities or operations. Based on activities to date, the Managing General Partner believes that it has resolved any Year 2000 problems concerning its financial and administrative systems. It is undeterminable how all the aspects of the Year 2000 will impact the Partnership. The most reasonably likely worst case scenario would involve a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could be prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner. The Managing General Partner has contacted its major purchasers, customers, suppliers, financial institutions and others with whom it conducts business to determine whether they will be able to resolve in a timely manner any Year 2000 problems directly affecting the Managing General Partner or Partnership and to inform them of the Managing General Partner's internal assessment of its Year 2000 review. There can be no assurance that such third parties will not fail to appropriately address their Year 2000 issues or will not themselves suffer a Year 2000 disruption that could have a material adverse effect on the Partnership's activities, financial condition or operating results. Based upon these responses and any problems that arise, contingency plans or back-up systems would be determined and addressed.

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

Liquidity and Capital Resources

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash distributions to partners are determined quarterly, based upon net proceeds from sale of oil and gas production after payment of lease operating expense, taxes and development costs, less general and administrative expenses. In addition, future partnership cash requirements are taken into account to determine necessary cash reserves.

      Net cash provided by operating activities totaled $103,487 and $318,266 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in cash provided by operating activities in 1999 is related to changes in oil and gas sales receivable and declines in the Partnership's production. Cash provided by property sale proceeds totaled $245,730 for the nine months ended September 30, 1998. Cash distributions totaled $211,691 and $460,410 for the nine months ended September 30, 1999 and 1998, respectively. In 1999, cash distributions were effected by production declines from the Partnership's depleting property interests, property sales and low oil and gas prices received during the first part of this year.

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

Results of Operations

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1999 (current quarter) when compared to the quarter ended September 30, 1998 (corresponding quarter), and for the nine months ended September 30, 1999 (current period), when compared to the nine months ended September 30, 1998 (corresponding period).

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Three Months Ended September 30, 1999 and 1998

       Oil and gas sales increased $15,213 or 11 percent in the third quarter of 1999 when compared to the corresponding quarter in 1998, primarily due to increased oil and gas prices. Oil prices increased 81 percent or $8.92/BBL to an average of $20.00/BBL and gas prices increased 28 percent or $.57/MCF to an average of $2.58/MCF for the quarter. Increased oil and gas prices helped offset the effect of decreased production. Current quarter production volumes decreased 17 percent as oil production remained flat and gas production declined 19 percent when compared to third quarter 1998 production volumes.

      Corresponding production costs per equivalent MCF increased 26 percent in the third quarter of 1999 compared to the third quarter of 1998 and total production costs increased 4 percent.

      Associated depreciation expense decreased 19 percent or $8,329 in 1999 compared to third quarter 1998.

Nine Months Ended September 30, 1999 and 1998

      Oil and gas sales declined $91,838 or 20 percent in the first nine months of 1999 when compared to the corresponding period in 1998, primarily due to decreased oil and gas production. Current period production volumes decreased 28 percent as oil and gas production declined 29 percent and 28 percent, respectively, when compared to the same period in 1998. Production declines are a result of normal depletion of the Partnership's wells and partially to the Partnership's property sales in 1998. Oil prices increased 35 percent or $4.22/BBL to an average of $16.28/BBL and gas prices increased 3 percent or $.07/MCF to an average of $2.18/MCF for the current period. Increased oil and gas prices helped offset the effect of decreased production.

      Corresponding production costs per equivalent MCF increased 22 percent in the first nine months of 1999 compared to the corresponding period in 1998 and total production costs decreased 13 percent.

      Associated depreciation expense decreased 25 percent or $33,101 in 1999 compared to the first nine months of 1998.

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


Date:  November 4, 1999     By:        /s/ John R. Alden
       ----------------                -----------------------------------------
                                       John R. Alden
                                       Senior Vice President, Secretary
                                       and Principal Financial Officer

Date:  November 4, 1999     By:        /s/ Alton D. Heckaman, Jr.
       ----------------                -----------------------------------------
                                       Alton D. Heckaman, Jr.
                                       Vice President, Controller
                                       and Principal Accounting Officer