Form 10-K
period 1999-12-31
SWIFT ENERGY INCOME PARTNERS 1990-A LTD
filed 2000-03-28
CIK 867193

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from               to
                                          ------------     -----------


                         Commission File number 0-19248

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

 Yes   X   No
    -----    -----

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

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1999

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.

ITEM NO.                                             PART I                         PAGE
--------                                             ------                         ----
   1                       Business                                                  I-1
   2                       Properties                                                I-5
   3                       Legal Proceedings                                         I-7
   4                       Submission of Matters to a Vote of
                             Security Holders                                        I-7


                                                     PART II
                                                     -------
   5                       Market Price of and Distributions on the
                             Registrant's Units and Related Limited
                             Partner Matters                                        II-1
   6                       Selected Financial Data                                  II-2
   7                       Management's Discussion and Analysis of
                             Financial Condition and Results of Operations          II-2
   8                       Financial Statements and Supplementary Data              II-4
   9                       Disagreements on Accounting and Financial
                             Disclosure                                             II-4


                                                     PART III
                                                     --------
  10                       Directors and Executive Officers of the
                             Registrant                                            III-1
  11                       Executive Compensation                                  III-2
  12                       Security Ownership of Certain Beneficial
                             Owners and Management                                 III-2
  13                       Certain Relationships and Related Transactions          III-2


                                                     PART IV
                                                     -------
  14                       Exhibits, Financial Statement Schedules
                             and Reports on Form 8-K                                IV-1


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

         At December 31, 1999, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organization fees and expenses) in the acquisition and development of producing properties, which properties are described under Item 2, "Properties," below. The Partnership's revenues and profits are derived almost entirely from the sale of oil and gas produced from its properties and from the sale of acquired oil and gas properties, when the sale of such properties is economically preferable to continued operation.

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

Liquidation

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

         All properties acquired by the Registrant since the date of the NP/OR Agreement have been acquired subject to the NP/OR Agreement and the nonoperating interests created thereby. At December 31, 1999, the Registrant had not made any withdrawals to acquire properties anticipated to require significant development.

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1999, the Registrant had conveyed to the Pension Partnership a net profits interest burdening certain depths of all producing properties acquired by the Registrant since the date of the NP/OR Agreement. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The 42% net profits interest conveyed to the Pension Partnership under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties acquired under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Pension Partnership is entitled. The net profits interest conveyed to the Pension Partnership burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.

         Federal Leases

         Some of the Partnership's properties are located on federal oil and gas leases administered by various federal agencies, including the Bureau of Land Management. Various regulations and orders affect the terms of leases, exploration and development plans, methods of operation and related matters.

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1999, Swift had 173 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.

Item 2.  Properties

         As of December 31, 1999, the Partnership has acquired interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The  Eakly-Weatherford  Field is in Custer  County,  Oklahoma in the
Anadarko  Basin  (Amoco  acquisition).   The  Eakly-Weatherford  Field  produces
primarily natural gas and condensate and accounts for 76% of the value.

         2. Approximately 16% of the total value is from the Giddings Field in Lee and Fayette Counties, Texas (Bill Fenn acquisition). The wells produce from the Austin Chalk and Edwards horizons.

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

                                                   Net Production
                                     ------------------------------------------
                                                 For the Years Ended
                                                    December 31,
                                     ------------------------------------------
                                       1999            1998              1997
                                     --------         -------           -------
Net Volumes (Equivalent MCFs)         207,445         292,167           390,481

Average Sales Price
   per Equivalent MCF                  $2.34           $2.05             $2.64

Average Production Cost
   per Equivalent MCF
   (includes production taxes)         $0.92           $0.72             $0.73

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.

Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1999, 1998 and 1997. All of the Partnership's proved reserves are located in the United States.

                                                                      December 31,
                                    -------------------------------------------------------------------------------
                                            1999                          1998                        1997
                                    ----------------------      -----------------------      ----------------------
                                                   Natural                     Natural                     Natural
                                       Oil           Gas           Oil           Gas           Oil           Gas
                                    --------      --------      --------      ---------      --------      --------
                                      (BBLS)       (MMCF)        (BBLS)        (MMCF)         (BBLS)        (MMCF)
Proved developed
   reserves at end of year            14,241         1,282        18,565          1,386        29,849         1,827
                                    ========      ========      ========      =========      ========      ========
Proved reserves

   Balance at beginning
     of year                          20,232         1,575        35,634          2,285        40,256         2,265

   Extensions, discoveries
     and other additions                  --            --            47              6            --            --

   Revisions of previous
     estimates                        (1,162)           84        (9,515)          (161)        3,803           467

   Sales of minerals in
     place                                (3)           --        (1,745)          (288)       (2,589)          (92)

   Production                         (3,158)         (188)       (4,189)          (267)       (5,836)         (355)
                                    --------      --------      --------      ---------      --------      --------

   Balance at end of year             15,909         1,471        20,232          1,575        35,634         2,285
                                    ========      ========      ========      =========      ========      ========

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

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.

         The following table summarizes by acquisition the Registrant's reserves and gross and net interests in producing oil and gas wells as of December 31, 1999:

                                                       Reserves
                                                   December 31, 1999
                                                 ---------------------
                                                                Natural                  Wells
                                               Oil                Gas           -------------------------
Acquisition                 State(s)         (BBLS)             (MMCF)           Gross              Net
----------                  ---------       --------            ------          -------            ------
Amoco                      OK                 11,134             1,293              111             2.385
Bill Fenn, et al           TX                  4,112               125               32             3.690
Mission III                TX                    663                53                6             0.108
                                            --------             -----          -------            ------
                                              15,909             1,471              149             6.183
                                            ========            ======          =======            ======


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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1999 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1999 and the date of this report.

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

Holders

         As of December 31, 1999, there were 525 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ended December 31, 1998 and 1999, the Partnership distributed a total of $494,900 and $271,100, respectively, to the holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 2000, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.

Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1999, 1998, 1997, 1996, and 1995, should be read in conjunction with the financial statements included in Item 8.

                                1999               1998               1997              1996             1995
                           -------------      -------------      --------------    -------------     -------------
Revenues                   $     535,855      $     630,147      $    1,091,008    $   1,257,870     $   1,012,337
Income (Loss)              $      89,535      $     136,018      $      413,869    $     437,316     $    (383,209)
Total Assets               $   1,599,294      $   1,877,016      $    2,325,842    $   2,553,650     $   2,874,724
Cash Distributions         $     302,684      $     549,760      $      593,936    $     270,573     $     351,781
Long Term Obligations      $          --      $          --      $           --    $          --     $          --
Limited Partners' Net
  Income (Loss) Per Unit   $        1.45      $        2.29      $         6.49    $        6.85     $       (5.66)
Limited Partners' Cash
  Distributions Per Unit   $        4.72      $        8.62      $         9.00    $        3.58     $        5.27

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidation

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

      Net cash provided by operating activities totaled $178,408, $445,921 and $706,647 in 1999, 1998 and 1997, respectively. The decrease in cash provided by operating activities in 1999 is related to changes in oil and gas sales receivable and declines in the Partnership's production. Cash provided by property sale proceeds totaled $208,693 and $135,677 in 1998 and 1997, respectively. Capital expenditures totaled $12,212, $39,391 and $7,284 in 1999, 1998 and 1997, respectively. Cash distributions totaled $302,684, $549,760 and $593,936 in 1999, 1998 and 1997, respectively. In 1999, cash distributions were effected by production declines from the Partnership's depleting property interests, property sales and low oil and gas prices received during the first part of this year.

      The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. The Partnership does not allow for additional assessments from the partners to fund capital requirements. However, funds in addition to the remaining unexpended net capital commitments of the partners are available from partnership revenues, borrowings or proceeds from the sale of partnership property. Subject to 2000 market conditions remaining comparable with 1999, the Managing General Partner anticipates an increase in liquidity provided that certain development work scheduled in 2000 is completed successfully. The Partnership plans to spend in the next two years an estimated $87,000 for capital expenditures needed for this development work and the enhancement of proved oil and gas reserves. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.

Results of Operations

         Oil and gas sales declined $87,354 or 15 percent in 1999 vs. 1998, primarily due to decreased oil and gas production. In 1999, production volumes decreased 29 percent as oil and gas production declined 25 percent and 29 percent, respectively, when compared to 1998. Declines were a result of the normal depletion of the Partnership's mature wells. Oil prices increased 56 percent or $6.53/BBL to an average of $18.18/BBL and gas prices increased 10 percent or $0.21/MCF to an average of $2.27/MCF for 1999. Increased oil and gas prices helped offset the effect of decreased production.

         Corresponding production costs per equivalent MCF increased 28 percent in 1999 compared to 1998, and total production costs decreased 9 percent in 1999, due to production declines.

         Associated depreciation expense decreased 27 percent or $48,899 in 1999 compared to 1998, related to the decline in production volumes.

         Oil and gas sales decreased 44 percent in 1998 vs. 1997. A decline in the 1998 gas prices received of 21 percent or $.54/MCF had a significant impact on partnership performance. The average sales price per equivalent MCF decreased 22 percent in 1998 as gas prices decreased 21 percent and oil prices declined 35 percent. Also, production volumes decreased 25 percent, partially due to normal depletion. Gas production decreased 25 percent and oil production declined 28 percent. The partnership's sale in late 1997 of properties in Oklahoma and Texas, related to the Sugarland acquisition, further contributed to the decreased volumes for 1998.

         Production cost per equivalent MCF decreased a slight 1 percent in 1998 compared to 1997; however, total production costs decreased 26 percent in 1998.

         Associated depreciation expense decreased 36 percent in 1998 when compared to 1997, also related to the decline in production volumes.

         During 2000, Partnership revenues and costs will be shared between the limited partners and general partners in an 85:15 ratio, based on Partnership payout having occurred in July, 1998.

Year 2000

         The Year 2000 issue resulted from computer programs and embedded computer chips with date fields which could not distinguish between the years 1900 and 2000. The Managing General Partner implemented steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps included upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner either replaced or updated mission critical systems and completed testing before 2000 began.

         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code were made by upgrading this software. In addition, the Managing General Partner received certification as to Year 2000 compliance from vendors or third party consultants.

         The costs incurred to address the Year 2000 issue with respect to the Managing General Partners' business systems did not have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues was less than $150,000, most of which was spent during the testing phase. The Partnership's share of this cost was insignificant.

         The most reasonably likely worst case scenario would have been a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could have been prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.

         As of the filing of this report, the Managing General Partner is not aware of any Year 2000 problems either experienced by it or by parties which it does business, and does not expect to experience such problems in the future.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 10, 2000 regarding the directors and executive officers of Swift.

                                                    Position(s) with
         Name              Age                  Swift and Other Companies
         ----              ---                  -------------------------
                                    DIRECTORS
                                    ---------
A. Earl Swift              66              Chief Executive Officer and
                                           Chairman of the Board

Virgil N. Swift            71              Executive Vice President - Business
                                           Development, Vice Chairman of the Board

G. Robert Evans            68              Director of Swift; Chairman of the Board,
                                           Material Sciences Corporation;
                                           Director, Consolidated Freightways, Inc.,
                                           Fibreboard Corporation, Elco Industries, and
                                           Old Second Bancorp

Raymond O. Loen            75              Director of Swift; President, R. O. Loen
                                           Company

Henry C. Montgomery        64              Director of Swift; Chairman of the Board,
                                           Montgomery Financial Services Corporation;
                                           Director, Southwall Technology Corporation

Clyde W. Smith, Jr.        51              Director of Swift; President, Somerset
                                           Properties, Inc.

Harold J. Withrow          72              Director of Swift

                                    EXECUTIVE OFFICERS
                                    ------------------

Terry E. Swift             44              President

Joe A. D'Amico             51              Chief Operating Officer

John R. Alden              54              Senior Vice President - Finance,
                                           Chief Financial Officer and Secretary

Bruce H. Vincent           52              Senior Vice President - Funds Management

James M. Kitterman         55              Senior Vice President - Operations

Alton D. Heckaman, Jr.     42              Vice President - Finance and Controller

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Swift Energy Company, the Managing General Partner, located at 16825 Northchase Drive, Suite 400, Houston, Texas 77060, owns 4,099 Limited Partnership Units, which is 7.14 percent of all outstanding Limited Partnership Units. All Limited Partnership Units owned by Swift were acquired from investors who offered the Limited Partnership Units pursuant to their right of presentment. As the Managing General Partner, Swift is not permitted generally, under the Limited Partnership Agreement, to vote its Limited Partnership Units. Swift also owns a general partnership interest of 13.5 percent of all partnership interests in the Partnership.

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

                                     III-2

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                          PAGE NO.
               --------------------                                          --------
               Report of Independent Public Accountants                        IV-2

               Balance Sheets as of December 31, 1999 and 1998                 IV-3

               Statements of Operations for the years ended
                  December 31, 1999, 1998 and 1997                             IV-4

               Statements of Partners' Capital for the years ended
                  December 31, 1999, 1998 and 1997                             IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1999, 1998 and 1997                             IV-6

               Notes to Financial Statements                                   IV-7

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1999.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1999 fiscal year has been sent to Limited Partners of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Swift Energy Income Partners 1990-A, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Income Partners 1990-A, Ltd., (a Texas limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Income Partners 1990-A, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

                                              ARTHUR ANDERSEN LLP




Houston, Texas
February 9, 2000

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                   1999                  1998
                                                               -------------        --------------
     ASSETS:
     Current Assets:
          Cash and cash equivalents                            $     353,193        $      489,659
          Oil and gas sales receivable                               182,456               171,482
          Other                                                       13,744                12,425
                                                               -------------        --------------
               Total Current Assets                                  549,393               673,566
                                                               -------------        --------------

     Gas Imbalance Receivable                                        184,856               217,743
                                                               -------------        --------------

     Oil and Gas Properties, using full cost
          accounting                                               6,568,611             6,556,421
     Less-Accumulated depreciation, depletion
          and amortization                                        (5,703,566)           (5,570,714)
                                                               -------------        --------------
                                                                     865,045               985,707
                                                               -------------        --------------
                                                               $   1,599,294        $    1,877,016
                                                               =============        ==============


     LIABILITIES AND PARTNERS' CAPITAL:

     Current Liabilities:
          Accounts Payable                                     $      26,898        $       67,780
                                                               -------------        --------------

     Deferred Revenues                                               224,300               247,991

     Limited Partners' Capital (57,384 Limited Partnership
                                  Units; $100 per unit)            1,316,980             1,516,248
     General Partners' Capital                                        31,116                44,997
                                                               -------------        --------------
               Total Partners' Capital                             1,348,096             1,561,245
                                                               -------------        --------------
                                                               $   1,599,294        $    1,877,016
                                                               =============        ==============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                   1999               1998               1997
                                             ---------------    ---------------    ---------------
      REVENUES:
           Oil and gas sales                 $       514,136    $       601,490    $     1,075,986
           Interest income                            21,719             27,032             12,479
           Other                                          --              1,625              2,543
                                             ---------------    ---------------    ---------------
                                                    535,855             630,147          1,091,008
                                             ---------------    ---------------    ---------------


      COSTS AND EXPENSES:
           Lease operating                           158,284            172,021            218,230
           Production taxes                           32,020             37,161             66,172
           Depreciation, depletion
                and amortization                     132,852            181,751            284,714
           General and administrative                123,164            103,196            108,023
                                             ---------------    ---------------    ---------------
                                                     446,320            494,129            677,139
                                             ---------------    ---------------    ---------------
      NET INCOME (LOSS)                      $        89,535    $       136,018    $       413,869
                                             ===============    ===============    ===============






                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                         Limited            General           Combining
                                         Partners           Partners          Adjustment            Total
                                      ---------------    ---------------    ---------------     --------------
       Balance,
            December 31, 1996         $     1,980,403    $       105,198    $        69,453     $    2,155,054

       Income (Loss)                          372,414             50,194             (8,739)           413,869

       Cash Distributions                    (516,500)           (77,436)                --           (593,936)
                                      ---------------    ---------------    ---------------     --------------

       Balance,
            December 31, 1997               1,836,317             77,956             60,714          1,974,987
                                      ---------------    ---------------    ---------------     --------------

       Income (Loss)                          131,267             21,901            (17,150)           136,018

       Cash Distributions                    (494,900)           (54,860)                --           (549,760)
                                      ---------------    ---------------    ---------------     --------------

       Balance,
            December 31, 1998               1,472,684             44,997             43,564          1,561,245
                                      ---------------    ---------------    ---------------     --------------

       Income (Loss)                           83,422             17,703            (11,590)            89,535

       Cash Distributions                    (271,100)           (31,584)                --           (302,684)
                                      ---------------    ---------------    ---------------     --------------

       Balance,
            December 31, 1999         $     1,285,006    $        31,116    $        31,974     $    1,348,096
                                      ===============    ===============    ===============     ==============


       Limited Partners' net income (loss)
            per unit

            1997                      $          6.49
                                      ===============

            1998                      $          2.29
                                      ===============

            1999                      $          1.45
                                      ===============


                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                1999              1998              1997
                                                                            ------------     -------------     -------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
       Income (loss)                                                        $     89,535     $     136,018   $       413,869
       Adjustments to reconcile income (loss) to
            net cash provided by operations:
            Depreciation, depletion and amortization                             132,852           181,751           284,714
            Change in gas imbalance receivable
                 and deferred revenues                                             9,196           (20,141)            5,241
            Change in assets and liabilities:
                 (Increase) decrease in oil and gas sales receivable             (10,974)          153,931            17,042
                 (Increase) decrease in other current assets                      (1,319)           (3,956)           (3,157)
                 Increase (decrease) in accounts payable                         (40,882)           (1,682)          (11,062)
                                                                            ------------     -------------     -------------
            Net cash provided by (used in) operating activities                  178,408           445,921           706,647
                                                                            ------------     -------------     -------------

   CASH FLOWS FROM INVESTING ACTIVITIES:

       Additions to oil and gas properties                                       (12,212)          (39,391)           (7,284)
       Proceeds from sales of oil and gas properties                                  22           208,693           135,677
                                                                            ------------     -------------     -------------
            Net cash provided by (used in) investing activities                  (12,190)          169,302           128,393
                                                                            ------------     -------------     -------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
       Cash distributions to partners                                           (302,684)         (549,760)         (593,936)
                                                                            ------------     -------------     -------------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (136,466)           65,463           241,104
                                                                            ------------     -------------     -------------
   CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                489,659           424,196           183,092
                                                                            -------------     -------------     -------------
   CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $    353,193     $     489,659     $     424,196
                                                                            ============     =============     =============






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

         Initially, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, as defined, however, the cash distribution rate (as defined in the Partnership Agreement) for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. During 1993 and 1992, the cash distribution rate exceeded 17.5 percent and thus, in 1994 and 1993, the continuing costs and revenues were shared 85 percent by the limited partners and 15 percent by the general partners. During 1997, 1996, 1995 and 1994, the cash distribution rate fell below 17.5 percent and thus, in the first half of 1998, 1997, 1996 and 1995, the continuing costs and revenues were shared 90 percent by the limited partners and 10 percent by the general partners. Payout occurred in July 1998; therefore, for the second half of 1998 and each year remaining in the life of the partnership, the continuing costs and revenues will be shared 85 percent by the limited partners and 15 percent by the general partners.

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

Oil and Gas Revenues --

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

         For financial reporting purposes, the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the years ended December 31, 1999, 1998 and 1997.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

(3) Oil and Gas Capitalized Costs -

         The following table sets forth capital expenditures related to the Partnership's oil and gas operations:

                                             Year Ended December 31,
                                   ---------------------------------------------
                                      1999              1998              1997
                                   ----------         ---------        ---------
Acquisition of
   proved properties               $       --         $      --        $      --

Development                            12,212            39,391            7,284
                                   ----------         ---------        ---------
                                   $   12,212         $  39,391        $   7,284
                                   ==========         =========        =========

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

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         A one-time management fee of $143,460 was paid to Swift in 1990 for services performed for the Partnership. During 1999, 1998 and 1997, the Partnership paid Swift $86,076 per year as a general and administrative overhead allowance.

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

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's ordinary income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Ordinary income reported on the Partnership's federal return of income for the years ended December 31, 1999, 1998 and 1997 was $201,779, $354,978 and $729,900, respectively. The difference between ordinary income for federal income tax purposes reported by the Partnership and net income or loss reported herein primarily results from the exclusion of depletion (as described below) from ordinary income reported in the Partnership's federal return of income.

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

                                                 SWIFT ENERGY INCOME
                                                 PARTNERS 1990-A, LTD.
                                                 (Registrant)

                                        By:      SWIFT ENERGY COMPANY
                                                  General Partner

Date:      March 10, 2000               By:      s/b A. Earl Swift
         ----------------                        -----------------------------
                                                 A. Earl Swift
                                                 Chief Executive Officer

Date:      March 10, 2000               By:      s/b John R. Alden
         ----------------                        -----------------------------
                                                 John R. Alden
                                                 Principal Financial Officer

Date:      March 10, 2000               By:      s/b Alton D. Heckaman, Jr.
         ----------------                        -----------------------------
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

                                                 SWIFT ENERGY INCOME
                                                 PARTNERS 1990-A, LTD.
                                                 (Registrant)

                                        By:      SWIFT ENERGY COMPANY
                                                  General Partner

Date:      March 10, 2000               By:      s/b A. Earl Swift
         ----------------                        -----------------------------
                                                 A. Earl Swift
                                                 Director and Principal
                                                 Executive Officer

Date:      March 10, 2000               By:      s/b Virgil N. Swift
         ----------------                        -----------------------------
                                                 Virgil N. Swift
                                                 Director and Executive
                                                 Vice President - Business
                                                 Development

                   SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.

                                   SIGNATURES



Date:      March 10, 2000               By:      s/b G. Robert Evans
         ----------------                        -----------------------------
                                                 G. Robert Evans
                                                 Director

Date:      March 10, 2000               By:      s/b Raymond O. Loen
         ----------------                        -----------------------------
                                                 Raymond O. Loen
                                                 Director

Date:      March 10, 2000               By:      s/b Henry C. Montgomery
         ----------------                        -----------------------------
                                                 Henry C. Montgomery
                                                 Director

Date:      March 10, 2000               By:      s/b Clyde W. Smith, Jr.
         ----------------                        -----------------------------
                                                 Clyde W. Smith, Jr.
                                                 Director

Date:      March 10, 2000               By:      s/b Harold J. Withrow
         ----------------                        -----------------------------
                                                 Harold J. Withrow
                                                 Director