Form 10-Q
period 2000-03-31
SWIFT ENERGY INCOME PARTNERS 1990-A LTD
filed 2000-05-12
CIK 867193

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from       to
                                               ------     --------

                         Commission File Number 0-19248

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
             (Exact name of registrant as specified in its charter)

                  Texas                              76-0307428
(State or other jurisdiction               (I.R.S. Employer Identification No.)
      of organization)

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

Yes  X      No
   ------     -------

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                 PAGE

      ITEM 1.    Financial Statements
            Balance Sheets

                - March 31, 2000 and December 31, 1999                           3

            Statements of Operations

                - Three month periods ended March 31, 2000 and 1999              4

            Statements of Cash Flows

                - Three month periods ended March 31, 2000 and 1999              5

            Notes to Financial Statements                                        6

      ITEM 2.    Management's Discussion and Analysis of Financial

                     Condition and Results of Operations                         9

PART II.    OTHER INFORMATION                                                   11


SIGNATURES                                                                      12

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                                 BALANCE SHEETS

                                                                 March 31,           December 31,
                                                                   2000                  1999
                                                              --------------       ---------------
                                                               (Unaudited)
ASSETS:
Current Assets:
     Cash and cash equivalents                                $      320,608       $       353,193
     Oil and gas sales receivable                                    188,832               182,456
     Other                                                            14,694                13,744
                                                              --------------       ---------------
          Total Current Assets                                       524,134               549,393
                                                              --------------       ---------------

Gas Imbalance Receivable                                             188,531               184,856
                                                              --------------       ---------------

Oil and Gas Properties, using full cost
     accounting                                                    6,571,449             6,568,611
Less-Accumulated depreciation, depletion
     and amortization                                             (5,731,777)           (5,703,566)
                                                              --------------       ---------------
                                                                     839,672               865,045
                                                              --------------       ---------------
                                                              $    1,552,337       $     1,599,294
                                                              ==============       ===============


LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                         $       22,269       $        26,898
                                                              --------------       ---------------

Deferred Revenues                                                    227,969               224,300

Limited Partners' Capital (57,384 Limited Partnership
                            Units; $100 per unit)                  1,269,964             1,316,980
General Partners' Capital                                             32,135                31,116
                                                              --------------       ---------------
          Total Partners' Capital                                  1,302,099             1,348,096
                                                              --------------       ---------------
                                                              $    1,552,337       $     1,599,294
                                                              ==============       ===============



                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                  ----------------------------------
                                                       2000               1999
                                                  ---------------    ---------------

REVENUES:
     Oil and gas sales                            $       143,842    $        95,365
     Interest income                                        5,023              6,460
                                                  ---------------    ---------------
                                                          148,865            101,825
                                                  ---------------    ---------------


COSTS AND EXPENSES:

     Lease operating                                       41,613             36,618
     Production taxes                                       8,552              5,767
     Depreciation, depletion
          and amortization                                 28,211             36,239
     General and administrative                            29,159             33,060
                                                  ---------------    ---------------
                                                          107,535            111,684
                                                  ---------------    ---------------
NET INCOME (LOSS)                                 $        41,330    $        (9,859)
                                                  ===============    ===============




Limited Partners' net income (loss)
     per unit                                     $          0.56    $         (0.22)
                                                  ===============    ===============





                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                             STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                         ------------------------------------
                                                                              2000                  1999
                                                                         ---------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                       $        41,330       $       (9,859)
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Depreciation, depletion and amortization                                28,211               36,239
          Change in gas imbalance receivable
               and deferred revenues                                                  (6)              (2,937)
          Change in assets and liabilities:
               (Increase) decrease in oil and gas sales receivable                (6,376)             (19,195)
               (Increase) decrease in other current assets                          (950)              (4,456)

               Increase (decrease) in accounts payable                            (4,629)              (3,105)
                                                                         ---------------       --------------
          Net cash provided by (used in) operating activities                     57,580               (3,313)
                                                                         ---------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to oil and gas properties                                          (2,838)              (3,168)
     Proceeds from sales of oil and gas properties                                    --                   22
                                                                         ---------------       --------------
          Net cash provided by (used in) investing activities                     (2,838)              (3,146)
                                                                         ---------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Cash Distributions to partners                                              (87,327)             (72,792)
                                                                         ---------------       --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (32,585)             (79,251)
                                                                         ---------------       --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 353,193              489,659
                                                                         ---------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $       320,608       $      410,408
                                                                         ===============       ==============






                 See accompanying notes to financial statements.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1999 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                  During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. In May 2000, the limited partners of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

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

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

     Oil and Gas Properties --

                  The Partnership accounts for its ownership in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for oil and gas property costs. Under this method of accounting, all productive and nonproductive costs incurred in the acquisition and development of oil and gas reserves are capitalized. Such costs include lease acquisitions, geological and geophysical services, drilling, completion, equipment and certain general and administrative costs directly associated with acquisition and development activities. General and administrative costs related to production and general overhead are expensed as incurred. No general and administrative costs were capitalized during the three months ended March 31, 2000 and 1999.

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

Liquidation

      During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's interests in oil and gas properties and dissolve and liquidate the Partnership. In May 2000, the limited partners of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

Liquidity and Capital Resources

     Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash distributions to partners are determined quarterly, based upon net proceeds from sales of oil and gas production after payment of lease operating expense, taxes and development costs, less general and administrative expenses. In addition, future partnership cash requirements are taken into account to determine necessary cash reserves.

      Net cash provided by (used in) operating activities totaled $57,580 and $(3,313) for the three months ended March 31, 2000 and 1999, respectively. Cash distributions totaled $87,327 and $72,792 for the three months ended March 31, 2000 and 1999, respectively.

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

Results of Operations

      Oil and gas sales increased $48,477 or 51 percent in the first quarter of 2000 when compared to the corresponding quarter in 1999. Increased oil and gas prices had a significant impact on Partnership performance. Oil prices increased 137 percent or $16.70/BBL to an average of $28.86/BBL and gas prices increased 56 percent or $0.95/MCF to an average of $2.64/MCF for the quarter. Current quarter production volumes decreased 17 percent as oil and gas production declined 5 percent and 18 percent, respectively, when compared to first quarter 1999 production volumes. Production declines were offset by increased oil and gas prices.

                    SWIFT ENERGY INCOME PARTNERS 1990-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Corresponding production costs per equivalent MCF increased 43 percent in the first quarter of 2000 compared to the first quarter of 1999 and total production costs increased 18 percent.

      Associated depreciation expense decreased 22 percent or $8,028 in 2000 compared to first quarter 1999, related to the decline in production volumes.

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

                                        SWIFT ENERGY INCOME
                                        PARTNERS 1990-A, LTD.
                                        (Registrant)

                             By:        SWIFT ENERGY COMPANY
                                        Managing General Partner

Date:     May 8, 2000        By:        /s/ John R. Alden
        ----------------
                                        ---------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:     May 8, 2000        By:        /s/ Alton D. Heckaman, Jr.
        ----------------
                                        ---------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer